Form 10-Q
period 1995-06-30
E&J PROPERTIES LTD
filed 1995-10-20
CIK 350268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended June 30, 1995

                                or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from              to


Commission File No. O-9608


E & J PROPERTIES, LTD. (A California Limited Partnership)
 (Exact name of registrant as specified in its charter)

   California                                                94-2763152
(State of Organization)
                            (IRS Identification Number)

2710 Gateway Oaks Dr, 300 South, Sacramento, CA                    95833
    (Address of principal executive office)                      (Zip Code)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:          (916) 925-6620



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of June 30, 1995:
                       3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $0.75 to $1.25 is indicated.















                         PART I - FINANCIAL INFORMATION




                             E & J PROPERTIES, LTD.

                       (A California Limited Partnership)

                                 Balance Sheets

                      June 30, 1995 and December 31, 1994
                                  (Unaudited)



                                                   June 30,        December 31,
                                                     1995              1994

Assets

Cash and cash equivalents                         $2,076,535        2,194,703

Elliott Ranch                                      2,608,950        2,530,342

Other assets                                          42,346           74,562

                                                  $4,727,831        4,799,607
                                                   =========        =========


Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities        $   19,757           34,288


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                              4,634,094        4,690,702

    Units of general partnership
    issued, 39,643                                    73,980           74,617

        Total partners' equity                     4,708,074        4,765,319

                                                  $4,727,831        4,799,607
                                                   =========        =========



See accompanying note to financial statements.











                             E & J PROPERTIES, LTD.
                       (A California Limited Partnership)
                                  (Unaudited)


                             Statements of Earnings

                                  For the Six Months    For the Three Months
                                    Ended June 30,         Ended June 30,

                                   1995        1994        1995       1994

Revenues:
  Interest and rental income   $   64,635      45,351      33,272     23,287


Expenses:
  Property taxes                   16,399      16,583       8,199      8,291
  Depreciation                      2,867       2,867       1,434      1,434
  General and administrative      102,614     101,769      48,369     45,755
                                  121,880     121,219      58,002     55,480

Net earnings (loss)            $  (57,245)    (75,868)    (24,730)   (32,193)
                                =========   =========   =========  =========
Net earnings (loss) per unit   $    (0.02)      (0.02)      (0.01)     (0.01)
                                =========   =========   =========  =========
Units outstanding               3,563,323   3,563,323   3,563,323  3,563,323
                                =========   =========   =========  =========



                             Statements of Cash Flow

                                                    For the Six Months
                                                      Ended June 30,
                                                    1995          1994
Cash flows from operating activities:
  Net earnings (loss)                            $  (57,245)      (75,868)
  Depreciation                                        2,867         2,867
  Decrease in other assets                           32,216        19,372
  Increase (decrease) in liabilities                (14,531)      (22,791)

Net cash flow from operating activities             (36,693)      (76,420)

Cash expenditures for Elliott Ranch                 (81,475)     (173,989)

Net increase in cash and cash equivalents          (118,168)     (250,409)

Beginning cash and cash equivalents               2,194,703     2,700,589

Ending cash and cash equivalents                 $2,076,535     2,450,180
                                                  =========     =========


















                             E & J PROPERTIES, LTD.

                       (A California Limited Partnership)



                          Note to Financial Statements
                                  (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of June 30, 1995 and the results of operations for the three and six months then ended, and cash flow for the six months then ended.



                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental, and general and administrative expenses. It is anticipated that substantial funds will be expended to place the remainder of the
Elliott Ranch in marketable condition and to maximize its value.




                   PART II - OTHER INFORMATION AND SIGNATURES

Items 1 to 6                                               Nothing to report.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  E & J PROPERTIES, LTD.
                                                       (Registrant)




Date: July 28, 1995                                /s/ Elaine McKeon
                                              Elaine McKeon, General Partner