Form 10-Q
period 1995-09-30
E&J PROPERTIES LTD
filed 1995-11-01
CIK 350268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended September 30, 1995

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

                                                            Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of September 30, 1995:
                       3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.





                         PART I - FINANCIAL INFORMATION


                             E & J PROPERTIES, LTD.

                       (A California Limited Partnership)



                                 Balance Sheets

                    September 30, 1995 and December 31, 1994
                                  (Unaudited)



                                                 September 30,     December 31,
                                                     1995              1994

Assets


Cash and cash equivalents                         $2,061,797        2,194,703

Elliott Ranch                                      2,632,695        2,530,342

Other assets                                          19,008           74,562

                                                  $4,713,500        4,799,607
                                                   =========        =========



Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities            26,645           34,288


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                              4,613,111        4,690,702

    Units of general partnership
    issued, 39,643                                    73,774           74,617

        Total partners' equity                     4,686,855        4,765,319



                                                  $4,713,500        4,799,607
                                                   =========        =========



See accompanying note to financial statements.








                             E & J PROPERTIES, LTD.
                       (A California Limited Partnership)
                                  (Unaudited)



                             Statements of Earnings


                              For the Nine Months     For the Three Months
                              Ended September 30,     Ended September 30,

                                 1995       1994         1995       1994
Revenues:
  Interest and rental income  $  93,682     67,933       29,047     22,582

Expenses:
  Property taxes                 24,799     25,033        8,400      8,450
  Depreciation                    4,300      4,300        1,433      1,433
  General and administrative    143,047    145,792       40,433     44,023
                                172,146    175,125       50,266     53,906

Net earnings (loss)           $( 78,464)  (107,192)     (21,219)   (31,324)
                              =========  =========    =========  =========

Net earnings (loss) per unit  $   (0.02)     (0.03)       Nil        (0.01)
                              =========  =========    =========  =========

Units outstanding             3,563,323  3,563,323    3,563,323  3,563,323
                              =========  =========    =========  =========



                             Statements of Cash Flow


                                                  For the Nine Months
                                                  Ended September 30,
                                                   1995         1994
Cash flows from operating activities:
  Net earnings (loss)                           $ ( 78,464)    (107,192)
  Depreciation                                       4,300        4,300
  Decrease in other assets                          55,554       28,027
  Decrease in liabilities                           (7,643)     (16,293)

Net cash flow from operating activities            (26,253)     (91,158)

Cash expenditures for Elliott Ranch               (106,653)    (233,096)

Net decrease in cash and cash equivalents         (132,906)    (324,254)

Beginning cash and cash equivalents              2,194,703    2,700,589

Ending cash and cash equivalents                $2,061,797    2,376,335
                                                 =========    =========








                             E & J PROPERTIES, LTD.

                       (A California Limited Partnership)




                          Note to Financial Statements
                                  (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of September 30, 1995 and the results of operations for the three and nine months then ended, and cash flow for the nine months then ended.



                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental and general and administrative expenses. It is anticipated that substantial funds will be expended to place the remainder of the
Elliott Ranch in marketable condition and to maximize its value.




                   PART II - OTHER INFORMATION AND SIGNATURES


Items 1 to 6                                               Nothing to report.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  E & J PROPERTIES, LTD.
                                                       (Registrant)




Date: October 23, 1995                             /s/ Elaine McKeon
                                              Elaine McKeon, General Partner