Form 10-Q
period 1996-03-31
E&J PROPERTIES LTD
filed 1996-05-21
CIK 350268

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the period ended March 31, 1996

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

                                             Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of March 31, 1996:
                                        3,523,680 Units



There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.






                      PART I - FINANCIAL INFORMATION


                          E & J PROPERTIES, LTD.

                    (A California Limited Partnership)

                              Balance Sheets

                   March 31, 1996 and December 31, 1995
                                (Unaudited)



                                     March 31,     December 31,
                                       1996            1995


Assets

Cash and cash equivalents          $ 1,898,684       1,959,778

Elliott Ranch                        2,704,676       2,670,288

Other assets                            45,677          61,382

                                   $ 4,649,037       4,691,448
                                     =========       =========



Liabilities and Partners' Equity

Liabilities:

  Accrued expenses and
    other liabilities              $    32,000          36,525


Partners' equity:

  Units of limited partnership
    issued, 3,523,680                4,544,070       4,581,535

  Units of general partnership
    issued, 39,643                      72,967          73,388

     Total partners' equity          4,617,037       4,654,923

                                    $4,649,037       4,691,448
                                     =========       =========




See accompanying note to financial statements.









                          E & J PROPERTIES, LTD.
                    (A California Limited Partnership)
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)


                          Statements of Earnings


                                           1996          1995

Revenues:
  Interest and rental income           $    27,462        31,363

Expenses:
  Property taxes                             8,364         8,200
  Depreciation                               1,433         1,433
  General and administrative                55,551        54,244

                                            65,348        63,877


Net earnings (loss)                    $   (37,886)      (32,514)
                                         =========     =========

Net earnings (loss) per unit           $     (0.01)        (0.01)
                                         =========     =========

Units outstanding                        3,563,323     3,563,323
                                         =========     =========



                          Statements of Cash Flow


                                           1995          1994

Cash flows from operating activities:
  Net earnings (loss)                  $   (37,886)      (32,514)
  Depreciation                               1,433         1,433
  Decrease in other assets                  15,705        24,988
  Decrease in liabilities                   (4,525)       (3,619)

Net cash flow from operating
  activities                               (25,273)      ( 9,712)

Expenditures for Elliott Ranch             (35,821)      (42,764)

Net decrease in cash and cash
  equivalents                              (61,094)      (52,476)

Beginning cash and equivalents           1,959,778     2,194,703

Ending cash and cash equivalents       $ 1,898,684     2,142,227
                                         =========     =========









                          E & J PROPERTIES, LTD.

                     (A California Limited Partnership)

                       Note to Financial Statements
                                (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of March 31, 1996 and the results of operations for the three months then ended, and cash flow for the three months then ended.


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


                PART II - OTHER INFORMATION AND SIGNATURES

Item 1 - Report on Form 8-K dated January 2, 1996:

A Report on Form 8-K dated on January 2, 1996 disclosed the listing for sale of approximately 1,848 acres of the Elliott Ranch South property for a price of $15,250,000. It also disclosed that approval was received from the U.S. Corps of Engineers to fill wetlands on the Elliott Ranch South and that approval was received on the Swainson's Hawk Mitigation plan.


Items 2 to 6                            Nothing to report.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   E & J PROPERTIES, LTD.
                                        (Registrant)





Date: April 26, 1996                 /s/ Elaine McKeon
                                Elaine McKeon, General Partner