Form 10-Q
period 1996-06-30
E&J PROPERTIES LTD
filed 1996-08-01
CIK 350268

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1996

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

                                        Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of June 30, 1996:

                       3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.












                      PART I - FINANCIAL INFORMATION




                          E & J PROPERTIES, LTD.

                    (A California Limited Partnership)

                              Balance Sheets

                    June 30, 1996 and December 31, 1995
                                (Unaudited)



                                        June 30,    December 31,
                                          1996          1995

Assets

Cash and cash equivalents              $1,771,562    1,959,778

Elliott Ranch                           2,800,496    2,670,288

Other assets                               36,211       61,382

                                       $4,608,269    4,691,448
                                        =========    =========


Liabilities and Partners' Equity

Liabilities:

     Accrued expenses and
       other liabilities               $   20,486       36,525


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                   4,515,142    4,581,535

    Units of general partnership
    issued, 39,643                         72,641       73,388

        Total partners' equity          4,587,783    4,754,923

                                       $4,608,269    4,799,607
                                        =========    =========



See accompanying note to financial statements.









                          E & J PROPERTIES, LTD.
                    (A California Limited Partnership)
                                (Unaudited)


                          Statements of Earnings

                         For the Six Months  For the Three Months
                           Ended June 30,       Ended June 30,

                           1996      1995       1996      1995

Revenues:
  Interest and
    rental income        $ 52,290    64,635     24,828    33,272

Expenses:
  Property taxes           16,727    16,399      8,363     8,199
  Depreciation              1,911     2,867        478     1,434
  General and admin       100,792   102,614     45,241    48,369
                          119,430   121,880     54,082    58,002

Net earnings (loss)      $(67,140)  (57,245)   (29,254)  (24,730)
                          ========  ========   ========  ========
Net earnings (loss)
  per unit               $  (0.02)    (0.02)     (0.01)    (0.01)
                          ========  ========   ========  ========
Units outstanding        3,563,323 3,563,323  3,563,323 3,563,323
                         ========= =========  ========= =========



                           Statements of Cash Flow

                                             For the Six Months
                                               Ended June 30,

                                             1996         1995
Cash flows from operating activities:
  Net earnings (loss)                   $   (67,140)     (57,245)
  Depreciation                                1,911        2,867
  Decrease in other assets                   25,171       32,216
  Increase (decrease) in liabilities        (16,039)     (14,531)

Net cash flow from operating activities     (56,097)     (36,693)

Cash expenditures for Elliott Ranch        (132,119)     (81,475)

Net increase in cash and cash equivalents  (188,216)    (118,168)

Beginning cash and cash equivalents       1,959,778    2,194,703

Ending cash and cash equivalents         $1,771,562    2,076,535
                                          =========    =========












                          E & J PROPERTIES, LTD.

                    (A California Limited Partnership)



                       Note to Financial Statements
                                (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of June 30, 1996 and the results of operations for the three and six months then ended, and cash flow for the six months then ended.



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


                                      E & J PROPERTIES, LTD.

                                          (Registrant)




Date: July 26, 1996                     /s/ Elaine McKeon


                                   Elaine McKeon, General Partner