Form 10-Q
period 1996-09-30
E&J PROPERTIES LTD
filed 1996-12-02
CIK 350268

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                        FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended September 30, 1996

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


Number of units outstanding of issuer's limited partnership interests as of September 30, 1996:

                   3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.










              PART I - FINANCIAL INFORMATION

                        E & J PROPERTIES, LTD.

                  (A California Limited Partnership)

                       Balance Sheets

                  September 30, 1996 and December 31, 1995

                         (Unaudited)


                                       September 30,  December 31,
                                               1996          1995

Assets

Cash and cash equivalents                                $1,756,169
1,959,778

Elliott Ranch                                    2,820,790    2,670,288

Other assets                                          13,859            61,382

                                          $4,590,818     4,691,448


Liabilities and Partners' Equity

Liabilities:

      Accrued expenses and other liabilities                             25,835
       36,525

Partners' equity:

Units of limited partnership
    issued, 3,523,680                               4,492,596    4,581,535

 Units of general partnership
    issued, 39,643                                       72,387       73,388

    Total partners' equity                          4,564,983    4,654,923

                                             $4,590,818     4,691,488



See accompanying note to financial statements.






                   E & J PROPERTIES, LTD.
                       (A California Limited Partnership)
                             (Unaudited)

                     Statements of Earnings

                             For the Nine Months     For the Three Months
                             Ended September 30,    Ended September 30,

                                 1996          1995    1996          1995
Revenues:
  Interest and rental income           $  77,391      93,682     25,101
29,047

Expenses:
  Property taxes                           25,227      24,799      8,500
 8,400
  Depreciation                               1,911        4,300           0
    1,433
  General and administrative             140,193    143,047      39,401
40,433
                               167,331    172,146      47,901       50,266

Net earnings (loss)                    $(89,940)    (78,464)    (22,800)
(21,219)

Net earnings (loss) per unit           $   (0.03)        (0.02)    (0.01)
   Nil

Units outstanding                      3,563,323  3,563,323      3,563,323
3,563,323



                   Statements of Cash Flows

                                           For the Nine Months
                                           Ended September 30,
                                                1996           1995
Cash flows from operating activities:
  Net earnings (loss)                              $  (89,940)      (78,464)
  Depreciation                                            1,911           4,300
  Decrease in other assets                                   47,523
55,554
  Decrease in liabilities                                   (10,690)
(7,643)

Net cash flow from operating activities                          (51,196)
(26,253)

Cash expenditures for Elliott Ranch                            (152,413)
(106,653)

Net decrease in cash and cash equivalents                      (203,609)
(132,906)

Beginning cash and cash equivalents
1,959,778    2,194,703

Ending cash and cash equivalents                      $1,756,169    2,061,797








                   E & J PROPERTIES, LTD.

                        (A California Limited Partnership)

                           Note to Financial Statements

                             (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of September 30, 1996 and the results of operations for the three and nine months then ended, and cash flow for the nine months then ended.



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


                                  E & J PROPERTIES, LTD.
                                            (Registrant)



Date:   October 25, 1996                           /s/ Elaine McKeon

Elaine McKeon, General Partner