Form 10-K
period 1996-12-31
E&J PROPERTIES LTD
filed 1997-04-02
CIK 350268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K



(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee   required)
    For the fiscal year ended December 31, 1996 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934    (Fee      required)
    For the transition period from      to


COMMISSION FILE NUMBER       0-9608


E & J PROPERTIES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP)
  (Exact name of registrant as specified in its charter)


          CALIFORNIA                            94-2763152
    (State of Organization)                 (IRS Employer Identification No.)


2710 GATEWAY OAKS DR, SUITE 300 SOUTH, SACRAMENTO, CALIFORNIA       95833
    (Address of Principal Executive Offices)                         (Zip Code)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:    (916) 925-6620


Securities registered pursuant to section 12(g) of the Act:
Units of Limited Partnership
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             YES  X    NO

Number of units outstanding of issuer's limited partnership interests as of December 31, 1996:
3,523,680 Units.  There is no active market for these Units (see Item 5).


-1-

PART I

ITEM 1.  BUSINESS

Registrant is a limited partnership formed on April 10, 1981 pursuant to the Uniform Limited Partnership Act of the State of California in connection with the complete liquidation of McKeon Liquidating Company (formerly McKeon Construction) to hold, manage, build upon, lease, sell and otherwise develop partnership property. The principal assets of Registrant are cash and cash equivalents, short-term investments and the approximately 1,900 acre Elliott Ranch South in Sacramento, California, a portion of which (approximately 439 acres) is zoned for urban uses, and the balance of which is zoned for open space use; 560 acres of this open space land is subject to easements for wetlands mitigation or avoidance.

Registrant is currently collecting rental income on the Elliott Ranch South and earning interest income on its cash investments. Registrant sold no property in 1996 and, therefore, recognized no gains on property sales. For the fiscal year ended December 31, 1996, the Registrant had revenues of $101,595 and a net loss of $130,546.

Registrant has no employees.

Registrant anticipates that it will continue to incur expenses with respect to the Elliott Ranch South property. Registrant believes that cash reserves will be necessary in order to pay annual property taxes (currently in excess of $127,000 per year) and to take actions necessary to preserve existing land use entitlements (see Item 2, "Properties"). Furthermore, Registrant expects to incur costs associated with marketing the property for sale (see Item 2.c., "Marketing"). Accordingly, Registrant believes that it is necessary to reserve cash in order to remain in a position to meet these expenses. For these reasons, Registrant has approximately $1,594,000 in cash and cash equivalents.



ITEM 2.  PROPERTIES

Registrant sold 632 acres of the Elliott Ranch in 1989 and an additional 93 acres in 1990. After such sales, Registrant continues to own approximately 1,900 acres of land, which is the southern part of the Elliott Ranch, known as Elliott Ranch South, located approximately 11 miles from downtown Sacramento, California. Registrant has an undivided half-interest in the mineral rights to such land, to the 632 and 93 acres sold in 1989 and 1990 (without surface access rights), and to adjacent County/State land of approximately 2,300 acres (with surface access rights). Easements for wetlands mitigation have been granted on 560 acres of the Registrant's 1,900 acres of property.


A.  SACRAMENTO COUNTY ACTIONS

In December of 1993, Sacramento County adopted a new General Plan for the County designed to govern growth until the year 2010. Registrant participated in this process and requested urban designations on approximately 439 acres located in the northwest corner of the property. As a result of this effort, the Board of Supervisors, as part of their action adopting the new General Plan, designated said 439 acres as an "Urban Development Area" (UDA). Designation as a UDA means that the 439 acres should receive entitlements to urbanize during the life of the General Plan.

In January of 1992 Registrant filed an application with Sacramento County for General Plan Amendment, Community Plan Amendment and Rezone for the project called Elliott Ranch South. The application covered 1,759 acres of the property. Approximately 439 acres located in the northwest corner of the property was requested for urban designations (residential, commercial and office). This is the same 439
-2-
acres which the Board of Supervisors, in December of 1993, designated as "UDA".
 Of the remaining
 acreage, 560 acres were subject to wetlands mitigation easements granted in connection with the sale of property in 1989, and 760 acres were to be used for wetlands mitigation and open space/flood detention and mitigation purposes for the approximately 439 acres of urban entitlements requested. On May 19, 1994, the Sacramento County Board of Supervisors approved said General Plan Amendment. On August 10, 1994, the Board of Supervisors approved a Community Plan Amendment, Rezone Agreement and a Development Agreement for said 439 acre portion of the property (hereinafter, the Project).

On August 13, 1996, the Board of Supervisors for Sacramento County approved the "Master Water Supply Plan" (MWSP) for the Project. Approval of this MWSP was a condition of the above-described Rezone and Development Agreements.

On September 23, 1996, the Project Planning Commission for Sacramento County approved a tentative subdivision map for a substantial portion of the Project. This tentative subdivision map is subject to many "conditions of approval". The effect of such conditions on the value or marketability of the Project and/or the property is unknown. The tentative subdivision map expires on September 23, 1999. While subject to extension, there is no guarantee that Sacramento County would grant a request for extension.

In addition to the "conditions of approval", attached to the tentative subdivision map, additional conditions were included in the above-described Rezone and Development Agreements. Again, the effect of such conditions on the value or marketability of the Project and/or property is unknown. For example, one such condition requires the owner to identify, prior to development of the Project, the entity (public or private) to which the 760 acre open space area will be conveyed for perpetual open space ownership and management. Registrant anticipates that together with the 760 acre area to be used for flood detention and wetlands mitigation, Registrant's fee interest in the 560 acre area subject to the wetlands mitigation easement and an additional 89 acre area (see Item 2.B., "Federal and State Actions") will be conveyed to such entity. Registrant does not expect any compensation for such conveyances and, in fact, Registrant believes that it may be necessary to pay an as yet unidentified sum (endowment) to such entity in order to induce such entity to accept ownership, management and maintenance obligations therefore. Preliminary negotiations with the U.S. Fish and Wildlife Service as one entity which would possibly own and operate the open space area have tentatively identified the endowment in the $150,000 range. However, no final agreement has been reached and therefore, the amount of the final endowment could be significantly different.

Registrant may be required to implement one or more conditions of the Zoning and Development Agreements, and Tentative Subdivision Map in order to vest or otherwise protect Registrant's rights thereunder. For example, Registrant may want to initiate the physical filling of wetlands on the property in order to vest Registrant's rights under its Clean Water Act permit (see Item 2.B., "Federal and State Actions") and/or preserve the validity of such permit.


B.  FEDERAL AND STATE ACTIONS

In a Record of Decision released by the U.S. Fish and Wildlife Service (USFWS) in late 1992, all but approximately 40 acres of Registrant's property was included within the boundary areas of the "Stone Lakes National Wildlife Refuge". Although Registrant had opposed the establishment of the refuge and the inclusion of its property in the refuge, Registrant was not successful in that opposition. However, the establishment of the refuge did not prohibit Sacramento County from approving the above-described urban entitlements for said portion of the land within the refuge.

In 1993, Registrant prepared and filed with the U.S. Corps of Engineers (USCOE), a Clean Water Act Section 404 Permit application to fill wetlands in the project. Both the USFWS and the U.S. Environmental Protection Agency initially expressed strong opposition to the granting of such permit.


-3-
On September 19, 1994, the USFWS listed four invertebrate species commonly known as vernal pool fairy shrimp as endangered or threatened species under the Federal Endangered Species Act. Vernal pool fairy shrimp have been found on Registrant's property. Registrant entered into consultations with USFWS regarding possible mitigation for development impacts of said species. These consultations were successfully concluded during 1995, and Registrant gained approval by the USCOE of its Clean Water Action Section 404 Permit to fill wetlands on the project in early January 1996. The permit required that when such wetlands are filled, compensation wetlands must be constructed in the 760 acre open space area (see Item 2.A. above, "Sacramento County Actions"), and additional existing wetlands must be preserved in the 760 acre open space area and in an additional 89 acre portion of the property not previously identified as open space. This 89 acre area is also located within the Stone Lakes National Wildlife Area and was not designated for development during the 20 year life of the County General Plan. It is impacted by existing wetlands, and has been used, in part, for wetlands mitigation purposes for wetland impacts associated with the portion of the property sold by Registrant in 1990. Nevertheless, it was not required to be held in open space as part of the County approval process. Its inclusion within the open space area was, in Registrant's opinion, a necessary concession in order to secure the USFWS/USCOE approvals.

Under the terms of the Clean Water Act Section 404 permit described above, work described in the permit (filling of the wetlands and construction of compensation wetlands) must be completed by September 31 (sic), 2000. While subject to extension, there is no guarantee that the USCOE would grant a request for extension.

Registrant has received informal approval from the California Department of Fish and Game (CDFG) of Registrant's proposed Swainson's Hawk Mitigation Plan. The Swainson's Hawk is a State (California) listed endangered species known to forage on the property. A recent opinion from the CDFG counsel states that, under current law, no formal approval from CDFG may be required. Registrant has submitted said Plan to the County of Sacramento for administrative approval. While Registrant believes such approval will be forthcoming, there is no guarantee of a favorable result at this time.


C.  MARKETING

On February 2, 1996, Registrant listed for sale substantially all of the property (1,848 acres) with the real estate brokerage firm of Brown, Stevens, Elmore & Sparre. The listing price for the property is $15,250,000. There is no assurance that a buyer will be located, that the listing price will be accepted, or that a sale agreement will be reached on terms and conditions acceptable to Registrant. Since listing the property for sale, Registrant has received one offer to purchase which was rejected as it did not include acceptable purchase terms in the opinion of the General Partner.



ITEM 3.  LEGAL PROCEEDINGS

There are no known proceedings pending against Registrant.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

There is very little trading activity for these units but sales of the security were made in the price range of $1.50 to $2.50 per unit during the year.

The number of unit holders of record as of December 31, 1996 is 892.



ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the five years ended December 31, is as follows:

                  1996           1995           1994          1993
1992

Revenues            $     101,595    122,476        104,862         88,529
129,7
60

Net loss           (130,546)  (110,396)      (128,326)     (145,055) (91,240)

Net loss per unit          (0.04)          (0.03)              (0.04)

(0.04)          (0.03)

Total assets               4,553,858   4,691,448 4,799,607 4,936,957
5,057,323

Equity:

   Limited partners            4,452,441    4,581,535 4,690,702 4,817,601
   4,961,042

   General partner         71,936           73,388         74,617
76,044               77,658


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESU
LTS OF OPERATIONS

The cash and cash equivalents held by the Limited Partnership at December 31, 1996 of $1,593,823 is considered sufficient to meet future liquidity and capital needs. Operations currently consist of interest and rental income, capital expenditures, property taxes, and general and administrative expenses.


ITEM 8.  FINANCIAL STATEMENTS

See Item 14(a) (1-2) of this Form 10-K for the index to the financial statements and explanation of why schedules have been omitted.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

There were no disagreements on accounting and financial disclosure.

Independent Auditors' Report



General Partner
E & J Properties, Ltd.:


We have audited the accompanying balance sheets of E & J Properties, Ltd. (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E & J Properties, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                             KPMG Peat Marwick LLP


Sacramento, California

March 7, 1997

E & J PROPERTIES, LTD.
(A California Limited Partnership)


Balance Sheets

December 31, 1996 and 1995






    Assets                                     1996            1995

Cash and cash equivalents (note 2)                    $  1,593,823        1,959,
778

Elliott Ranch - Sacramento, California
   less accumulated depreciation of $86,000
   in 1996 and $84,089 in 1995 (note 3)                   2,886,201       2,670,
288


Other assets                                    73,834               61,382

                                                                          $
4,553,858          4,691,448




    Liabilities and Partners' Equity



Liabilities - accrued expenses and other liabilities       $       29,481

36,525

Partners' equity:
   Units of Limited Partnership; authorized 3,924,635
       units, issued 3,523,680 units in 1996 and 1995          4,452,441
4,581
,535
   Units of General Partnership; issued 39,643 units in
      1996 and 1995                                  71,936               73,388

    Total partners' equity                      4,524,377       4,654,923

Commitments and contingencies (note 3)

                                  $  4,553,858        4,691,448





 See accompanying notes to financial statements.

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Statements of Operations

Years Ended December 31, 1996, 1995 and 1994


                                   1996              1995            1994
Revenues:
   Interest income                     $    88,995      111,180      92,408
   Rental income                             12,600       11,296          12,454

                                 101,595      122,476    104,862

Expenses:
   Property taxes                            33,241       33,127         32,937
   Depreciation                                1,911        5,733          5,733
   General and administrative                   196,989      194,012   194,518

                                 232,141      232,872   233,188

Net loss                          $(130,546)     (110,396) (128,326)

Net loss per unit                      $      (0.04)        (0.03)
(0.04)


Units outstanding                       3,563,323     3,563,323 3,563,323












See accompanying notes to financial statements.

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 1996, 1995, and 1994


                            Limited Partners'              General Partner's
                          Interest                            Interest


                       Units         Amount             Units         Amount

Balance, December 31, 1993   3,523,680 $ 4,817,601               39,643
$  76,044

Net loss                       -           (126,899)        -
(1,427)

Balance, December 31, 1994   3,523,680    4,690,702              39,643
    74,617

Net loss                       -           (109,167)       -
(1,229)

Balance, December 31, 1995   3,523,680    4,581,535              39,643
   73,388

Net loss                       -           (129,094)       -
(1,452)

Balance, December 31, 1996   3,523,680 $ 4,452,441               39,643
$  71,936













See accompanying notes to financial statements.

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 1996, 1995, and 1994


                                   1996                1995                 1994

Net cash flows from operating activities:
   Net loss                       $  (130,546)     (110,396)       (128,326)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                           1,911       5 ,733
5,733
         Other assets                            (12,452)       13,180
(20,517)
         Accrued expenses and other liabilities              (7,044)
2,237           (9,024)

Net cash used in operating activities          (148,131)       (89,246)
(152,134)

Cash flows from investing activities:
   Capital expenditures for Elliott Ranch           (217,824)     (145,679)

(353,752)
Maturity (purchase) of short-term investments             -          2,106,499
(
2,106,499)

Net cash (used in) provided by investing activities      (217,824)   1,960,820
(
2,460,251)

Net increase (decrease) in cash and cash equivalents       365,955   1,871,574
(
2,612,385)

Cash and cash equivalents, beginning of year            1,959,778
88,204    2,700,589

Cash and cash equivalents, end of year      $1,593,823     1,959,778
88,204










See accompanying notes to financial statements.

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements

December 31, 1996, 1995, and 1994



(1) Summary of Partnership Organization and Significant Accounting Policies

    (a)  Organization and Partnership Agreement

    E & J Properties, Ltd., a California limited partnership, (Partnership) was
formed April 10, 1981   in connection with the complete liquidation of McKeon
Construction (Company) to hold for     investment, operate and liquidate
certain assets of the Company, and generally to pay and    discharge certain
liabilities of the Company.

    Profits, losses and cash distributions from operations for financial and
income tax reporting    purposes are allocated based on ownership percentages
and cost basis of ownership interest in     accordance with the Partnership
Agreement. Basis of ownership interest is historical cost for limited partners and fair market value at the time the Company was purchased by the
Partnership   for general partners.

    (b)  Income Taxes

    The Partnership received a ruling from the Internal Revenue Service that it
is classified as a      partnership for federal income tax purposes.  This
classification will result in the reporting of all    items of income, gain,
loss and deductions and credits by the individual partners or assignees in thei r respective income tax returns.

    (c)  General Partner

    The General Partner is responsible for managing the business and affairs of
the Limited   Partnership and receives $50,000 per annum for such services.

    (d)  Statement of Cash Flows

    For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.


    (e)  Fair Value of Financial Instruments

    The carrying amount reported in the balance sheet of the assets and liabilities which are considered financial instruments approximate their fair value based upon current market indicators.



                                                 (Continued)
-11-

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements

    (f)  Use of Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the
disclosure of contingent assets and liabilities to prepare      these financial
statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (g)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

    The Company adopted the provisions of Statement of Financial Accounting
Standards (SFAS) No.    121, Accounting for the Impairment of Long-Lived Assets
and for Long-Lived Assets to be   Disposed of on January 1, 1996.  This
statement requires that long-lived assets to be held and used   by an entity be
reviewed for impairment whenever events or changes in circumstances indicate
that     the carrying amount of an asset may not be recoverable.
Recoverability of assets to be held and     used is measured by a comparison of
the carrying amount of an asset to future net cash flows   expected to be
generated by the asset.  If such assets are considered to be impaired, the
impairment    to be recognized is measured by the amount by which the carrying
amount of the assets exceed the   fair value of the assets.  Additionally, this
statement requires that long-lived assets to be disposed   of be reported at
the lower of the carrying amount or fair value less cost to sell.  Adoption of
this     statement did not have a material impact on the Partnership's
financial position, results of    operations, or liquidity.


(2) Cash and Cash Equivalents

    At December 31, 1996, cash equivalents are comprised of three short-term
investments totaling    $1,529,516.  The yields on these investments range from
4.88% to 5.00% and mature between      January 15, 1997 and March 12, 1997.  At
December 31, 1996 the carrying value of these three   short-term investments
approximates fair value.  Uninvested cash is maintained in an interest    bearin
g depository account earning an annualized yield of approximately 2.80%.


(3) Elliott Ranch

    Property and building of Elliott Ranch is recorded at the historical cost
of the asset purchased by or      transferred to the Partnership from McKeon
Construction plus additions at cost.  Depreciation of      $1,911 in 1996 and
$5,733 in 1995 and 1994 is provided on the building based on an estimated usefu
l life of 15 years using the straight-line method. When parcels of the property are sold, the original cost basis of the land is allocated pro-rata
to the acreage sold.  In addition to the pro-rata     basis assigned to acreage
sold, any direct costs incurred with respect to this acreage is also taken into consideration in the determination of gain or loss on sale.

    In 1994, the Sacramento County Board of Supervisors approved a Rezone
Agreement and a    Development Agreement related to the property.  The
agreements are subject to conditions which require the owner to identify, prior to development of the property, an entity to which a 760 acre open space area will be conveyed for perpetual open space ownership and management. The e ffect of such conditions on the value or marketability of the property is unknown.

                                                 (Continued)
-12-

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements

    On September 23, 1996, the Project Planning Commission for Sacramento County approved a tentative subdivision map for a substantial portion of the
Project.  This tentative subdivision map is      subject to many "conditions of
approval". The effect of such conditions on the value or marketability of the Project and/or the property is unknown. The tentative subdivision map expires on September 23, 1999. While subject to extension, there is no guarantee that Sacramento County would grant a request for extension.

    The U.S. Fish and Wildlife Service (the USFWS) has included substantially
all of the Partnership's     remaining real property within the boundary areas
of the "Stone Lakes National Wildlife Refuge"    (Refuge).  The Partnership was
opposed to the inclusion of the property in the Refuge.  Partnership      manage
ment believes the establishment of the Refuge does not prohibit Sacramento
County from   providing for an urban designation for a portion of the land
within the refuge.  In 1993 the County      designated 439 acres as an Urban
Development area, which means that such land could be      developed over the
next 20 years.  In the opinion of the Partnership's management, the ultimate di
sposition of this matter is not expected to have a material adverse effect on
the accompanying   financial statements.

    During 1994, the USFWS listed four invertebrate species, commonly know as
vernal pool shrimp,     as endangered species under the Federal Endangered
Species Act.  Vernal pool shrimp have been  found on the Partnership's
property.  Partnership management entered into consultations with    USFWS
regarding possible mitigation for development impacts of said species.  These
c
onsultations were successfully concluded during 1995, and the Partnership gained approval by the U.S. Corps of Engineers (USCOE) of its Clean Water Action Section 404 Permit to fill wetlands on the project in early January 1996. The permit required that when such wetlands are filled, compensation wetlands must be constructed in the 760 acre open space area, and additional ex
isting wetlands must be preserved in the 760 acre open space area and in an
additional 89 acre      portion of the property not previously identified as
open space.  This 89 acre area is also located   within the Stone Lakes
National Wildlife Area and was not designated for development during the 20 year life of the County General Plan. It is impacted by existing wetlands, and has been used, in part, for wetlands mitigation purposes for wetland impacts
associated with the portion of the     property sold by the Partnership in
1990.  Nevertheless, it was not required to be held in open     space as part
of the County approval process.  Its inclusion within the open space area was,
in the   Partnership's opinion, a necessary concession in order to secure the
USFWS/USCOE approvals.

    In February, 1996, the Partnership listed for sale substantially all of the property.


(4) Tax Basis of Partnership Assets

    For federal income tax purposes, the assets of the Limited Partnership were reported at their fair market value as of April 10, 1981, the date of
distribution by the Company.  The fair market value   for the Elliott Ranch,
determined by independent appraisal at the date of distribution, was      $5,000
,000 for the original 2,576 acres.  This valuation per acre plus subsequent
improvements to    the property results in the remaining acres being valued by approximately $3,025,000 in excess of  the recorded book value.



-13-
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Elaine McKeon is the sole general partner of Registrant. For five years prior to its liquidation (April 1982), she served as Chairman of the Board and/or a director of McKeon Construction.

ITEM 11. EXECUTIVE COMPENSATION

For her services in managing the business and affairs of the Limited Partnership, the General Partner received $50,000 in 1996, 1995, and 1994 and will receive $50,000 per annum in future years.

                                       Amount and
                   Name and Address         Nature of      Percent
    Title of Class      of Beneficial Owner      Beneficial Ownership     of
Class

    Units of Limited         Elaine McKeon            1,060,550 units
30.1%
    Partnership         2710 Gateway Oaks Dr.         (Owner of record)
                   Suite 300 South
                   Sacramento, CA 95833

    Units of Limited         Eileen M. Michael        413,250 units       11.7%
    Partnership         2710 Gateway Oaks Dr.         (Owner of record)
                   Suite 300 South
                   Sacramento, CA 95833

    Units of Limited         Catherine M. Topham      413,300 units       11.7%
    Partnership         2710 Gateway Oaks Dr.         (Owner of record)
                   Suite 300 South
                   Sacramento, CA  95833



     Units of Limited        Christopher D. McKeon         266,400 units
7.6%
    Partnership         Testamentary Trust       (Wells Fargo
                   P. O. Box 44041                    Bank of record as
                   San Francisco, CA 94144            Trustee)


As of December 31, 1996, the General Partner was known to own of record or beneficially the following units:
                        Amount and Nature of
Title and Class                   Beneficial Ownership          Percent of Class

Units of Limited Partnership           1,060,550 units                 30.1%
Units of General Partnership                39,643 units               100%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions which require disclosure under this item.



-14-


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
    8-K

(a)(1-2) The following is the index to financial statements filed as part of this report:

                                                 Page

    1.   Independent Auditors' Report                          6
    2.   Balance Sheets at December 31, 1996 and 1995               7
    3.   Statements of Operations Years Ended
            December 31, 1996, 1995, and 1994.                      8
    4.   Statements of Partners' Equity Years Ended
            December 31, 1996, 1995, and 1994.                      9
    5.   Statements of Cash Flows Years Ended
            December 31, 1996, 1995, and 1994.                    10
    6.   Notes to Financial Statements.                                 11 - 13

Schedules are omitted because they are not required or because the information required is set forth in the financial statements.

(a)(3)   Exhibits

    1.   E & J Properties, Ltd., Limited Partnership Agreement
              (filed as Exhibit 3 to S-14 Registration Statement No. 2-70422 of E & J Properties, Ltd.)

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  E & J PROPERTIES, LTD.
                                           (Registrant)



                                        /s/ Elaine McKeon

                                       By:  Elaine McKeon
                                               General Partner
DATE:  March 24, 1997



-15-