Form 10-Q
period 1997-03-31
E&J PROPERTIES LTD
filed 1997-04-28
CIK 350268

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the period ended March 31, 1997

                                or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from              to


Commission File No. O-9608


E & J PROPERTIES, LTD. (A California Limited Partnership)
 (Exact name of registrant as specified in its charter)


   California                                     94-2763152
State of Organization)                      (IRS Identification Number)

2710 Gateway Oaks Dr, 300 South, Sacramento, CA                95833
    (Address of principal executive office)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                   (916) 925-6620


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of March 31, 1997:

                        3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.




              PART I - FINANCIAL INFORMATION


                        E & J PROPERTIES, LTD.

                          (A California Limited Partnership)

                              Balance Sheets

                   March 31, 1997 and December 31, 1996
                       (Unaudited)



                                    March 31,     December 31,
                                      1997            1996


Assets

Cash and cash equivalents                        $ 1,571,325       1,593,823

Elliott Ranch                                      2,887,631       2,886,201

Other assets                                   51,191        73,834

                                  $ 4,510,147      4,553,858



Liabilities and Partners' Equity

Liabilities:

  Accrued expenses and
    other liabilities                            $      31,963        29,481

Partners' equity:

  Units of limited partnership
    issued, 3,523,680                          4,406,762    4,452,441

  Units of general partnership
    issued, 39,643                                  71,422       71,936

    Total partners' equity                    4,478,184     4,524,377

                                          $ 4,510,147  4,553,858




See accompanying note to financial statements.



                         E & J PROPERTIES, LTD.
                    (A California Limited Partnership)
              For the Three Months Ended March 31, 1997 and 1996
                         (Unaudited)


                           Statements of Earnings


                                             1997          1996

Revenues:
  Interest and rental income                    $    22,521        27,462

Expenses:
  Property taxes                                        8,257       8,364
  Depreciation                                              -       1,433
  General and administrative                          60,457      55,551

                                            68,714      65,348


Net earnings (loss)                            $   (46,193)       (37,886)

Net earnings (loss) per unit                   $      (0.01)         (0.01)

Units outstanding                               3,563,323  3,563,323



                   Statements of Cash Flow


                                          1997               1996

Cash flows from operating activities:
  Net earnings (loss)                        $     (46,193)          (37,886)
  Depreciation                                                 -
1,433
  Decrease in other assets                                22,443
15,705
  Increase (Decrease) in liability                               2,482
(4,525)

Net cash flow from operating
  activities                                            (21,068)
(25,273)

Expenditures for Elliott Ranch                            (1,430)
(35,821)

Net decrease in cash and cash
  equivalents                                      (22,498)        (61,094)

Beginning cash and equivalents                      1,593,823   1,959,778

Ending cash and cash equivalents                  $1,571,323    1,898,684


                   E & J PROPERTIES, LTD.

                       (A California Limited Partnership)



                         Note to Financial Statements
                            (Unaudited)


In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of March 31, 1997 and the results of operations for the three months then ended, and cash flow for the three months then ended.


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


Items 1 - 6                                      Nothing to report.



                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       E & J PROPERTIES, LTD.
                                            (Registrant)





Date: April 31, 1997                                  /s/ Elaine McKeon

                                              Elaine McKeon
                                              General Partner