Form 10-Q
period 1997-06-30
E&J PROPERTIES LTD
filed 1997-08-13
CIK 350268

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                             FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended June 30, 1997

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

                                       Yes  X         No



Number of units outstanding of issuer's limited partnership interests as of June 30, 1997:

                   3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $1.75 to $2.25 is indicated.







                      PART I - FINANCIAL INFORMATION



                        E & J PROPERTIES, LTD.

                            (A California Limited Partnership)

                               Balance Sheets

                         June 30, 1997 and December 31, 1996
                                 (Unaudited)



                                        June 30, December 31,

   1997             1996

Assets

Cash and cash equivalents                                   $1,478,355
1,593,823

Elliott Ranch                                       2,957,135      2,886,201

Other assets                                             33,980         73,834

                                             $4,469,470       4,553,858


Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities                       $     20,486

      29,481


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                                    4,377,887
4,452,441

    Units of general partnership
    issued, 39,643                                            71,097
71,936

        Total partners' equity                                     4,448,984

4,524,377

                                             $4,469,470       4,553,858

See accompanying note to financial statements.





                        E & J PROPERTIES, LTD.
                           (A California Limited Partnership)
                                  (Unaudited)


Statements of Earnings

                             For the Six Months  For the Three Months
                                 Ended June 30,            Ended June 30,

                                  1997       1996              1997
1996

Revenues:
  Interest and rental income           $  44,590      52,290       22,069
24,828


Expenses:
  Property taxes                           16,514      16,727        8,257
  8,363
  Depreciation                                      0        1,911
 0           478
  General and administrative             103,469    100,792        43,012
45,241
                               119,983    119,430        51,269      54,082

Net earnings (loss)                    $(75,393)   (67,140)       (29,200)
(29,254)

Net earnings (loss) per unit           $  (0.02)       (0.02)       (0.01)
 (0.01)

Units outstanding                      3,563,323   3,563,323    3,563,323
3,563,323



  Statements of Cash Flow

                                                                      For the
Six Months
                                             Ended June 30,
                                        1997                1996
Cash flows from operating activities:
  Net earnings (loss)                       $    (75,393)      (67,140)
  Depreciation                                              0          1,911
  Decrease in other assets                              39,854       25,171
  Increase (decrease) in liabilities                         ( 8,995)
(16,039)

Net cash flow from operating activities                     (44,534)
(56,097)

Cash expenditures for Elliott Ranch                         (70,934)   (132,119)

Net increase in cash and cash equivalents                 (115,468)    (188,216)

Beginning cash and cash equivalents                1,593,823    1,959,778

Ending cash and cash equivalents                 $1,478,355     1,771,562






                        E & J PROPERTIES, LTD.

                            (A California Limited Partnership)


                               Note to Financial Statements
                                  (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of June 30, 1997 and the results of operations for the three and six months then ended, and cash flow for the six months then ended.



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


                                  E & J PROPERTIES, LTD.
                                           (Registrant)




Date:    August 11, 1997                                               /s/
Elaine McKeon

         Elaine McKeon, General Partner