Form 10-Q/A
period 1997-06-30
E&J PROPERTIES LTD
filed 1997-11-03
CIK 350268

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







                      PART I - FINANCIAL INFORMATION



                        E & J PROPERTIES, LTD.

                            (A California Limited Partnership)

                                 Balance Sheets

                         June 30, 1997 and December 31, 1996
                                 (Unaudited)



                                        June 30, December 31,

   1997             1996

Assets

Cash and cash equivalents                                   $1,478,355
1,593,823

Elliott Ranch - held for sale                                 2,957,135
2,886,201

Other assets                                             33,980         73,834

                                             $4,469,470       4,553,858


Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities                       $     20,486

      29,481


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                                    4,377,887
4,452,441

    Units of general partnership
    issued, 39,643                                            71,097
71,936

        Total partners' equity                                     4,448,984

4,524,377

                                             $4,469,470       4,553,858

See accompanying note to financial statements.





                        E & J PROPERTIES, LTD.
                           (A California Limited Partnership)
                                  (Unaudited)


Statements of Earnings

                             For the Six Months  For the Three Months
                                 Ended June 30,            Ended June 30,

                                  1997       1996              1997
1996

Revenues:
  Interest and rental income           $  44,590      52,290       22,069
24,828


Expenses:
  Property taxes                           16,514      16,727        8,257
  8,363
  Depreciation                                      0        1,911
 0           478
  General and administrative             103,469    100,792        43,012
45,241
                               119,983    118,430        51,269      54,082

Net earnings (loss)                    $(75,393)   (67,140)       (29,200)
(29,254)

Net earnings (loss) per unit           $  (0.02)       (0.02)       (0.01)
 (0.01)

Units outstanding                      3,563,323   3,563,323    3,563,323
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

                             Management's Discussion and Analysis of
                          Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental, and general and administrative expenses. The Elliott Ranch is currently being offered for sale with a listing price of $15,250,000. Two offers has been received to purchase which were rejected as they did not include acceptable purchase terms in the opinion of the General Partner.

Operations for the six months ended June 30, 1997 compared to the six months ended June 30, 1996:

Revenues were down 20% (from $52,290 to $44,590) primarily because the cash funds that generate interest income were down 16%. Expenses were approximately the same for each six-month period at $119,983 for 1997 and $119,430 for 1996.

Operations for the three months ended June 30, 1997 compared to the three months ended June 30, 1997:

Revenues were down 11% (from $24,828 to $22,069) primarily because the cash funds that generate interest income were down 7%. Expenses were down 5% (from $54,082 to $51,369) primarily because of lower legal expenses.


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