Form 10-Q
period 1997-09-30
E&J PROPERTIES LTD
filed 1997-11-10
CIK 350268

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                             FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended September 30, 1997

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

                                       Yes  X         No



Number of units outstanding of issuer's limited partnership interests as of September 30, 1997:

                   3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $2.25 to $3.25 is indicated.







                      PART I - FINANCIAL INFORMATION



                        E & J PROPERTIES, LTD.

                            (A California Limited Partnership)

                                 Balance Sheets

                                    September 30, 1997 and December 31, 1996
                                  (Unaudited)



                                       September 30,  December 31,

           1997          1996

Assets

Cash and cash equivalents                                      $ 1,465,370

1,593,823

Elliott Ranch - held for sale                                     2,954,800

2,886,201

Other assets                                                 15,410
73,834

                                                $ 4,435,580       4,553,858


Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities                          $
16,157         29,481


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                                       4,348,655
4,452,441

    Units of general partnership
    issued, 39,643                                               70,768
71,936

        Total partners' equity                                        4,419,423
 4,524,377

                                               $ 4,435,423  4,553,858

See accompanying note to financial statements.




                        E & J PROPERTIES, LTD.
                           (A California Limited Partnership)
                                  (Unaudited)


Statements of Earnings

                             For the Six Months  For the Three Months
                             Ended September 30, Ended September 30,

                                    1997         1996      1997         1996

Revenues:
  Interest and rental income           $    66,086      77,391     21,496
25,101

Expenses:
  Property taxes                             24,935      25,227      8,422
  8,500
  Depreciation                                        0        1,911
 0               0
  General and administrative               146,105    100,792      42,635
39,401
                                 171,040    167,331      50,057      47,901

Net earnings (loss)                    $(104,954)   (89,940)      (29,561)
(22,800)

Net earnings (loss) per unit           $    (0.03)       (0.03)     (0.01)
 (0.01)

Units outstanding                      3,563,323   3,563,323      3,563,323
3,563,323



  Statements of Cash Flow
                                                                      For the
Six Months
                                          Ended September 30,
                                         1997          1996
Cash flows from operating activities:
  Net earnings (loss)                       $ (104,954)        (89,940)
  Depreciation                                              0          1,911
  Decrease in other assets                              58,424       47,523
  Decrease in liabilities                             (13,324)      (10,690)

Net cash flow from operating activities                    (59,854)
(51,196)

Cash expenditures for Elliott Ranch                        (68,599)    (152,413)

Net increase in cash and cash equivalents                (128,453)     (203,609)

Beginning cash and cash equivalents                1,593,823    1,959,778

Ending cash and cash equivalents                 $1,465,370     1,756,169





                        E & J PROPERTIES, LTD.
                            (A California Limited Partnership)

                               Note to Financial Statements
                                  (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of September 30, 1997 and the results of operations for the three and nine months then ended, and cash flow for the nine months then ended.

                             Management's Discussion and Analysis of
                          Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental, and general and administrative expenses. The Limited Partnership has recently signed a non-binding letter of intent to sell the Elliott Ranch for $13,324,500. The parties are currently negotiating the terms and conditions of a Purchase and Sale Agreement.

Operations for the nine months ended September 30, 1997 compared to the nine months ended June 30, 1996:

Revenues were down 15% (from $77,391 to $66,086) primarily because the cash funds that generate interest income were down 16%. Expenses were up 2% (from $167,331 to $171,040) primarily due to an increase in insurance expense.

Operations for the three months ended September 30, 1997 compared to the three months ended September 30, 1997:

Revenues were down 14% (from $25,101 to $21,496) primarily because the cash funds that generate interest income were down 16%. Expenses were up 5% (from $47,901 to $51,057) primarily due to increases in insurance expense and professional fees.


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