Form 10-K
period 1997-12-31
E&J PROPERTIES LTD
filed 1998-04-23
CIK 350268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K



(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
    For the fiscal year ended December 31, 1997
or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
    For the transition period from      to


COMMISSION FILE NUMBER       0-9608


E & J PROPERTIES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP)
  (Exact name of registrant as specified in its charter)


         CALIFORNIA                    94-2763152
         (State of Organization)       (IRS Employer Identification No.)


2710 GATEWAY OAKS DRIVE, SUITE 300 SOUTH, SACRAMENTO, CALIFORNIA     95833
    (Address of Principal Executive Offices)
(Zip Code)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:    (916) 925-6620


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


Number of units outstanding of issuer's limited partnership interests as of December 31, 1997:
3,523,680 Units.  There is no active market for these Units (see Item 5).



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

Registrant is currently collecting rental income on the Elliott Ranch South and earning interest income on its cash investments. Registrant sold no property in 1997 and, therefore, recognized no gains on property sales. For the fiscal year ended December 31, 1997, the Registrant had revenues of $87,611 and a net loss of $144,588.

Registrant has no employees.

Registrant anticipates that it will continue to incur expenses with respect to the Elliott Ranch South property. Furthermore, Registrant expects to incur costs associated with marketing the property for sale (see Item 2.c., "Marketing"). Accordingly, Registrant believes that it is necessary to reserve cash in order to remain in a position to meet these expenses. For these reasons, Registrant has approximately $1,240,000 in cash and cash equivalents.

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

A.  SACRAMENTO COUNTY ACTIONS

In December of 1993, Sacramento County adopted a new General Plan for the County designed to govern growth until the year 2010. Registrant participated in this process and requested urban designations on approximately 439 acres located in the northwest corner of the property. As a result of this effort, the Board of Supervisors, as part of their action adopting the new General Plan, designated said 439 acres as an "Urban Development Area" (UDA). Designation as a UDA means that the 439 acres should receive entitlements to urbanize during the life of the General Plan.
In January of 1992 Registrant filed an application with Sacramento County for General Plan Amendment, Community Plan Amendment and Rezone for the project called Elliott Ranch South. The application covered 1,759 acres of the property. Approximately 439 acres located in the northwest corner of the property was requested for urban designations (residential, commercial and office). This is the same 439 acres which the Board of Supervisors, in December of 1993, designated as "UDA". Of the remaining acreage, 560 acres were subject to wetlands mitigation easements granted in connection with the sale of property in 1989, and 760 acres were to be used for wetlands mitigation and open space/flood detention and mitigation purposes for the approximately 439 acres of urban entitlements requested. On May 19, 1994, the Sacramento County Board of Supervisors approved said General Plan Amendment. On August 10, 1994, the Board of Supervisors approved a Community Plan Amendment, Rezone Agreement and a Development Agreement for said 439 acre portion of the property (hereinafter, the Project).

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

Under the terms of the Clean Water Act Section 404 permit described above, work described in the permit (filling of the wetlands and construction of compensation wetlands) must be completed by September 30, 2000. While subject to extension, there is no guarantee that the USCOE would grant a request for extension.

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

C.  MARKETING

On February 25, 1998, Registrant entered into an agreement to sell approximately 1,850 acres of Elliott Ranch South to AKT Development Corporation (Buyer), a California corporation. Buyer has made an initial deposit of $200,000 under the agreement.

Under the terms of the sale agreement, the Buyer has until May 26, 1998 to conduct feasibility studies of the property to be purchased. If, on or before May 26, 1998, the Buyer determines for any reason that it does not want to consummate the purchase, it may cancel the sale and receive full refund of its deposit. If, on or before May 26, 1998, the Buyer notifies Registrant that it has decided to consummate the purchase, then the Buyer is obligated to close escrow on or before June 25, 1998. The purchase price is $12,825,000, payable in cash at close of escrow. E & J Properties, Ltd. is represented in the sale by Doug Elmore of Brown, Stevens, Elmore and Sparre, commercial real estate brokers. E & J Properties, Ltd. will pay a brokerage commission to Mr. Elmore upon close of escrow.

Should this sale be consummated, Registrant's remaining real estate holdings will consist of approximately fifty (50) acres of agricultural property in Sacramento County, adjacent to the Elliott Ranch, together with various mineral rights reserved from prior real estate sales as described in Item 2 above.


ITEM 3.  LEGAL PROCEEDINGS

There are no known proceedings pending against Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

There is very little trading activity for these units but sales of the security were made in the price range of $1.75 to $3.25 per unit during the year. The number of unit holders of record as of December 31, 1997 is 876.



ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the five years ended December 31, is as follows:
              1997        1996           1995           1994            1993
Revenues $   87,611      101,595        122,476        104,862          88,529
Net loss       (144,588)     (130,546) (110,396) (128,326) (145,055)
Net loss per unit      (0.04)             (0.04)         (0.03)         (0.04)

   (0.04)
Total assets  4,403,840 4,553,858 4,691,448 4,799,607 4,936,957
Equity:
Limited partners   4,309,461 4,452,441 4,581,535 4,690,702 4,817,601
General partner         70,328         71,936         73,388         74,617

 76,044


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The cash and cash equivalents held by the Limited Partnership at December 31, 1997 of $1,239,738 is considered sufficient to meet future liquidity and capital needs. Operations currently consist of interest and rental income, capital expenditures, property taxes, and general and administrative expenses.

Operations for the year ended December 31, 1997 compared to the prior year:

Revenues were down 14% (from $101,595 to $87,611) primarily because the cash funds that generate interest income were down 22% (interest rates were slightly higher). Expenses were approximately the same each year ($232,199 in 1997 and $232,141 in 1996).

Operations for the year ended December 31, 1996 compared to the prior year:

Revenues were down 17% (from $122,476 to $101,595) primarily because the cash funds that generate interest income went down 19% (interest rates were slightly higher). Expenses were approximately the same each year ($232,141 in 1996 and $232,872 in 1995).

ITEM 8.  FINANCIAL STATEMENTS

See Item 14(a) (1-2) of this Form 10-K for the index to the financial statements and explanation of why schedules have been omitted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure.















Independent Auditors' Report


General Partner
E & J Properties, Ltd.:

We have audited the accompanying balance sheets of E & J Properties, Ltd. (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E & J Properties, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                  KPMG PEAT MARWICK LLP

Sacramento, California
March 6, 1998























E & J PROPERTIES, LTD.
(A California Limited Partnership)

Balance Sheets

December 31, 1997 and 1996


    Assets                              1997               1996

Cash and cash equivalents (note 2)               $ 1,239,738
1,593,823
Elliott Ranch - Sacramento, California
less accumulated depreciation of $86,000
in 1997 and 1996 (held for sale ) (note 3)          3,092,928
2,886,201

Other assets                              71,174      73,834

    Total assets                  $ 4,403,840              4,553,858

    Liabilities and Partners' Equity

Liabilities - accrued expenses and other liabilities  $      24,051       29,481

Partners' equity:

Units of Limited Partnership; authorized
3,924,635 units, issued 3,523,680 units
 in 1997 and 1996                    4,309,461            4,452,441

Units of General Partnership; issued
39,643 units in 1997 and 1996                       70,328      71,936

Total partners' equity                    4,379,789            4,524,377

Commitments and contingencies (note 3)

    Total liabilities and partners' equity       $ 4,403,840
4,553,858


See accompanying notes to financial statements.















E & J PROPERTIES, LTD.
(A California Limited Partnership)


Statements of Operations


Years Ended December 31, 1997, 1996 and 1995


                              1997             1996           1995
Revenues:
Interest income                   $   74,561         88,995      111,180
Rental income                     13,050        12,600        11,296

                             87,611      101,595  122,476

Expenses:
Property taxes                         33,697        33,241        33,127
Depreciation                           -          1,911         5,733
General and administrative                198,502       196,989  194,012

                           232,199       232,141  232,872

Net loss                     $(144,588)     (130,546) (110,396)

Net loss per unit                 $   (0.04)        (0.04)         (0.03)

Units outstanding                 3,563,323 3,563,323 3,563,323



See accompanying notes to financial statements.























E & J PROPERTIES, LTD.
(A California Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 1997, 1996, and 1995


                               Limited Partners'      General Partner's
                                      Interest                    Interest

                        Units          Amount         Units      Amount

Balance, December 31, 1994        3,523,680 $ 4,690,702    39,643    $ 74,617

Net loss                          -             (109,167)    -     (1,229)

Balance, December 31, 1995        3,523,680   4,581,535    39,643      73,388

Net loss                         -             (129,094)      -    (1,452)

Balance, December 31, 1996        3,523,680   4,452,441    39,643      71,936

Net loss                        -         (142,980)      -    (1,608)

Balance, December 31, 1997        3,523,680 $4,309,461     39,643    $70,328




See accompanying notes to financial statements.

























E & J PROPERTIES, LTD.
(A California Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 1997, 1996, and 1995


                                      1997         1996         1995

Net cash flows from operating activities:

Net loss                          $   (144,588)     (130,546)      (110,396)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                              -              1,911          5,733

Change in other assets                           2,660          (12,452)
13,180

Change in accrued expenses and other liabilities         (5,430)
(7,044)          2,237

Net cash used in operating activities           (147,358)    (148,131)
(89,246)

Cash flows from investing activities:

Capital expenditures for Elliott Ranch         (206,727)     (217,824)
(145,679)

Maturity of short-term investments                        -                  -
    2,106,499

Net cash (used in) provided by investing activities      (206,727)
(217,824)     1,960,820

Net (decrease) increase in cash and cash equivalents      (354,085)
(365,955)     1,871,574

Cash and cash equivalents, beginning of year           1,593,823     1,959,778
    88,204

Cash and cash equivalents, end of year      $1,239,738     1,593,823 1,959,778



See accompanying notes to financial statements.











E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements

December 31, 1997, 1996, and 1995


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

(b) Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is classified as a partnership for federal income tax purposes. This classification will result in the reporting of all items of income, gain, loss and deductions and credits by the individual partners or assignees in their respective income tax returns.

(c) General Partner

The General Partner is responsible for managing the business and affairs of the Limited Partnership and receives $50,000 per annum for such services.

(d) Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

(e) Use of Estimates

Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Additionally, this statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell.

E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements


(2) Cash and Cash Equivalents

At December 31, 1997, cash equivalents are comprised of three short-term investments totaling $1,135,433. The yields on these investments range from 5.06% to 5.26% and mature between January 7, 1998 and March 18, 1998. The carrying value of these short-term investments approximates fair value based on current market conditions and due to the short-term maturities of these investments. Uninvested cash is maintained in an interest bearing depository account earning an annualized yield of approximately 4.54%.


(3) Elliott Ranch

Property and building of Elliott Ranch is recorded at the historical cost of the asset purchased by or transferred to the Partnership from McKeon Construction plus additions at cost. Depreciation of $1,911 in 1996 and $5,733 in 1995 is provided on the building based on an estimated useful life of 15 years using the straight-line method. The depreciable assets were fully depreciated at December 31, 1996. Therefore, no depreciation expense was recognized in the current year. When parcels of the property are sold, the original cost basis of the land is allocated pro-rata to the acreage sold. In addition to the pro-rata basis assigned to acreage sold, any direct costs incurred with respect to this acreage is also taken into consideration in the determination of gain or loss on sale.
In 1994, the Sacramento County Board of Supervisors approved a Rezone Agreement and a Development Agreement related to the property. The agreements are subject to conditions which require the owner to identify, prior to development of the property, an entity to which a 760 acre open space area will be conveyed for perpetual open space ownership and management. The effect of such conditions on the value or marketability of the property is unknown.

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

In addition to the "conditions of approval", attached to the tentative subdivision map, additional conditions were included in the above-described Rezone and Development Agreements. The effect of such additional conditions on the value or marketability of the Project and/or property is also unknown. For example, one such condition requires the owner to identify, prior to development of the Project, the entity (public or private) to which the 760 acre open space area will be conveyed for perpetual open space ownership and management. Registrant anticipates that together with the 760 acre area to be used for flood detention and wetlands mitigation, Registrant's fee interest in the 560 acre area subject to the wetlands mitigation easement and an additional 89 acre area will be conveyed to such entity. Registrant does not expect any compensation for such conveyances and, in fact, Registrant believes that it may be necessary to pay an as yet unidentified sum (endowment) to such entity in order to induce such entity to accept ownership, management and maintenance obligations therefore. Preliminary negotiations with the U.S. Fish and Wildlife Service as one entity which would possibly own and operate the open space area have tentatively identified the endowment in the $150,000 range. However, no final agreement has been reached and therefore, the amount of the final endowment could be significantly different.




E & J PROPERTIES, LTD.
(A California Limited Partnership)

Notes to Financial Statements


The U.S. Fish and Wildlife Service (the USFWS) has included substantially all of the Partnership's remaining real property within the boundary areas of the "Stone Lakes National Wildlife Refuge" (Refuge). The Partnership was opposed to the inclusion of the property in the Refuge. Partnership management believes the establishment of the Refuge does not prohibit Sacramento County from providing for an urban designation for a portion of the land within the refuge. In 1993 the County designated 439 acres as an Urban Development area, which means that such land could be developed over the next 20 years.

In the opinion of the Partnership's management, the ultimate disposition of this matter is not expected to have a material adverse effect on the accompanying financial statements.

During 1994, the USFWS listed four invertebrate species, commonly know as vernal pool shrimp, as endangered species under the Federal Endangered Species Act. Vernal pool shrimp have been found on the Partnership's property. Partnership management entered into consultations with USFWS regarding possible mitigation for development impacts of said species. These consultations were successfully concluded during 1995, and the Partnership gained approval by the U.S. Corps of Engineers (USCOE) of its Clean Water Action Section 404 Permit to fill wetlands on the project in early January 1996. The permit required that when such wetlands are filled, compensation wetlands must be constructed in the 760 acre open space area, and additional existing wetlands must be preserved in the 760 acre open space area and in an additional 89 acre portion of the property not previously identified as open space. This 89 acre area is also located within the Stone Lakes National Wildlife Area and was not designated for development during the 20 year life of the County General Plan. It is impacted by existing wetlands, and has been used, in part, for wetlands mitigation purposes for wetland impacts associated with the portion of the property sold by the Partnership in 1990. Nevertheless, it was not required to be held in open space as part of the County approval process. Its inclusion within the open space area was, in the Partnership's opinion, a necessary concession in order to secure the USFWS/USCOE approvals.

On February 25, 1998, the Partnership entered into an agreement to sell approximately 1,850 acres of Elliott Ranch for a price of $12,825,000. The Buyer has until May 26, 1998 to conduct feasibility studies of the property and on or before May 26, 1998 must determine whether to consummate the purchase.


(4) Tax Basis of Partnership Assets

For federal income tax purposes, the assets of the Limited Partnership were reported at their fair market value as of April 10, 1981, the date of distribution by the Company. The fair market value for Elliott Ranch, determined by independent appraisal at the date of distribution, was $5,000,000 for the original 2,576 acres. This valuation per acre plus subsequent improvements to the property results in the remaining acres being valued by approximately $3,181,000 in excess of the recorded book value.












PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Elaine McKeon is the sole general partner of Registrant. For five years prior to its liquidation (April 1982), she served as Chairman of the Board and/or a director of McKeon Construction.

ITEM 11. EXECUTIVE COMPENSATION

For her services in managing the business and affairs of the Limited Partnership, the General Partner received $50,000 in 1997, 1996, and 1995 and will receive $50,000 per annum in future years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, the following persons owned of record, or were known by Registrant to own beneficially five percent (5%) or more of Registrant's Limited Partnership units.

                                        Amount and
                   Name and Address            Nature of        Percent of
    Title of Class      of Beneficial Owner Beneficial Ownership        Class

    Units of Limited         Elaine McKeon       1,060,550 units          30.1%
    Partnership         2710 Gateway Oaks Dr.    (Owner of record)
                   Suite 300 South
                   Sacramento, CA 95833

    Units of Limited         Eileen M. Michael   413,250 units       11.7%
    Partnership         2710 Gateway Oaks Dr.    (Owner of record)
                   Suite 300 South
                   Sacramento, CA 95833

    Units of Limited         Catherine M. Topham 546,500 units       15.5%
    Partnership         2710 Gateway Oaks Dr.    (Owner of record)
                   Suite 300 South
                   Sacramento, CA  95833

    Units of Limited         Cede & Co.          238,274 units        6.8%
    Partnership         PO Box 20      (Owner of record
                   Bowling Green Station    as Nominee)
                   New York, NY 10004

As of December 31, 1997, the General Partner was known to own of record or beneficially the following units:
                        Amount and Nature of
Title and Class                   Beneficial Ownership          Percent of Class

Units of Limited Partnership      1,060,550 units                 30.1%

Units of General Partnership           39,643 units                100%





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions which require disclosure under this item.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)(1-2) The following is the index to financial statements filed as part of this report:

                                                 Page

1.       Independent Auditors' Report                        7

2   .    Balance Sheets at December 31, 1997 and 1996             8

3.       Statements of Operations, Years Ended December 31,
         1997, 1996, and 1995.                               9

4   .    Statements of Partners' Equity, Years Ended December 31,
         1997, 1996, and 1995.                             10

5   .    Statements of Cash Flows, Years Ended December 31,
         1997, 1996, and 1995.                             11

6   .    Notes to Financial Statements.                         12 - 15


Schedules are omitted because they are not required or because the information required is set forth in the financial statements.

(a)(3)   Exhibits

    1.   E & J Properties, Ltd., Limited Partnership Agreement
          (filed as Exhibit 3 to S-14 Registration Statement No. 2-70422 of E & J Properties, Ltd.)

(b) Two reports on Forms 8-K were filed in the last quarter of 1997 regarding
the potential sale of   substantially all of the Elliott Ranch.

















SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    E & J PROPERTIES, LTD.
    (Registrant)



    by/s/ Elaine McKeon

    Elaine McKeon
    General Partner



DATE:  March 23, 1998



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1998.