Form 10-Q
period 1998-03-31
E&J PROPERTIES LTD
filed 1998-05-08
CIK 350268

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the period ended March 31, 1998

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

                                            Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of March 31, 1998

                        3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $275 to $3.25 is indicated.




              PART I - FINANCIAL INFORMATION


                        E & J PROPERTIES, LTD.

                          (A California Limited Partnership)

                              Balance Sheets

                   March 31, 1998 and December 31, 1997
                       (Unaudited)



                                    March 31,     December 31,
                                      1998              1997


Assets

Cash and cash equivalents                        $ 1,267,252       1,239,738

Elliott Ranch (held for sale)                                3,092,928
3,092,928

Other assets                                   56,871         71,174

                                  $ 4,417,051       4,403,840



Liabilities and Partners' Equity

Liabilities:

  Accrued expenses and
    other liabilities                            $      88,122         24,051

Partners' equity:

  Units of limited partnership
    issued, 3,523,680                          4,259,167     4,309,461

  Units of general partnership
    issued, 39,643                                  69,762       70,328

    Total partners' equity                     4,328,929    4,379,789

                                          $  4,417,051      4,403,840




See accompanying note to financial statements.



                         E & J PROPERTIES, LTD.
                    (A California Limited Partnership)
              For the Three Months Ended March 31, 1998 and 1997
                         (Unaudited)


                           Statements of Earnings


                                             1998           1997

Revenues:
  Interest and rental income                    $    18,441           22,521

Expenses:
  Property taxes                                        8,781           8,257
  General and administrative                          60,520          60,457

                                            69,301          68,714


Net earnings (loss)                            $   (50,860)         (46,193)

Net earnings (loss) per unit                   $      (0.01)           (0.01)

Units outstanding                               3,563,323  3,563,323



                   Statements of Cash Flow


                                            1998            1997

Cash flows from operating activities:
  Net earnings (loss)                        $     (50,860)          (46,193)
  Decrease in other assets                                14,303
22,643
  Increase (Decrease) in liabilities                           64,071
  2,482

Net cash flow from operating
  activities                                              27,514
(21,068)

Expenditures for Elliott Ranch                                  -
(1,430)

Net decrease in cash and cash
  equivalents                                        27,514         (22,498)

Beginning cash and equivalents                       1,239,738  1,593,823

Ending cash and cash equivalents                  $ 1,267,252   1,571,325


                   E & J PROPERTIES, LTD.
                       (A California Limited Partnership)

                         Note to Financial Statements
                            (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of March 31, 1998 and the results of operations for the three months then ended, and cash flow for the three months then ended.


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental, and general and administrative expenses. On February 25, 1998, the Partnership entered into an agreement to sell approximately 1,850 acres of the Elliott Ranch for a price of $12,825,000. The Buyer has until May 26, 1998 to conduct feasibility studies of the property and on or before May 26, 1998 must determine whether to consummate the purchase.

Operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Revenues were down 18% (from $22,521 to $18,441) primarily because the cash funds that generate interest income were down 19%. Expenses were up 1% (from $68,714 to $69,301) primarily due to an increase in property tax expense.



             PART II - OTHER INFORMATION AND SIGNATURES


Items 1 - 5                                      Nothing to report.

Item 6        Two reports on Form 8-K were filed in the first quarter of 1998
regarding the potential                sale of substantially all of the Elliott
Ranch.


                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       E & J PROPERTIES, LTD.
                                            (Registrant)



Date: May 8, 1998                                /s/ Elaine McKeon


                                              Elaine McKeon
                                              General Partner