Form 10-Q
period 1998-06-30
E&J PROPERTIES LTD
filed 1998-07-31
CIK 350268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the period ended June 30, 1998

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

                                                            Yes  X     No



Number of units outstanding of issuer's limited partnership interests as of June 30, 1998:

                                                            3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $2.25 to $3.00 is indicated.





PART I - FINANCIAL INFORMATION



E & J PROPERTIES, LTD.

(A California Limited Partnership)


Balance Sheets

June 30, 1998 and December 31, 1997
(Unaudited)



  June 30,           December 31,

    1998                     1997

Assets

Cash and cash equivalents                                       $1,521,830
  1,239,738

Elliott Ranch (held for sale)                                      3,095,287
    3,092,928

Other assets
44,592             71,174


$4,661,709        4,403,840


Liabilities and Partners' Equity

Liabilities:

Accrued expenses and other liabilities                   $   369,358
  24,051


Partners' equity:

Units of limited partnership
issued, 3,523,680                                                     4,222,996
        4,309,461

Units of general partnership
issued, 39,643
69,355             70,328

Total partners' equity                                               4,292,351
      4,379,789


$4,661,709        4,403,840



See accompanying note to financial statements.




E & J PROPERTIES, LTD.
(A California Limited Partnership)
(Unaudited)


Statements of Earnings

                                                           For the Six Months
        For the Three Months
                                                              Ended June 30,
              Ended June 30,

                                                              1998        1997
                 1998         1997

Revenues:
Interest and rental income            $   36,946      44,590
18,505      22,069

Expenses:
Property taxes                                   17,183      16,514
     8,402        8,257
General and administrative             107,201    103,469                46,681
     43,012
                                                       124,384     119,983
          55,083      51,269

Net earnings (loss)                     $  (87,438)     (75,393)
(36,578)    (29,200)

Net earnings (loss) per unit        $    (0.02)        (0.02)
(0.01)       (0.01)

Units outstanding                        3,563,323   3,563,323
3,563,323   3,563,323


Statements of Cash Flow


  For the Six Months

    Ended June 30,

 1998                1997

Cash flows from operating activities:
Net earnings (loss)                                             $  (87,438)
     (75,393)
Decrease in other assets                                          26,582
     39,854
Increase (decrease) in liabilities (1)                      345,307
 (8,995)

Net cash flow from operating activities                284,451
(44,534)

Cash expenditures for Elliott Ranch                       (2,359)
(70,934)

Net increase in cash and cash equivalents            282,092          (115,468)

Beginning cash and cash equivalents                1,239,738        1,593,823

Ending cash and cash equivalents                   $1,521,830        1,478,355


(1) In 1998, includes deposits in the amount of $350,000 relating to the sale of the Elliott Ranch.



E & J PROPERTIES, LTD.
(A California Limited Partnership)

Note to Financial Statements
(Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of June 30, 1998 and the results of operations for the three and six months then ended, and cash flow for the six months then ended.


Management's Discussion and Analysis of
Financial Condition and Results of Operations

The cash currently held by the Limited Partnership is considered sufficient to meet future liquidity and capital needs. Operations consist of interest and rental income and rental, and general and administrative expenses. In the first half of the year, the Partnership entered into two agreements to sell the remaining land of the Elliott Ranch for an aggregate price of $13,027,000. It is anticipated that escrows will close in the third quarter of 1998 if the sales are consummated.

Operations for the six months ended June 30, 1998 compared to the six months ended June 30, 1998:

Revenues were down 17% (from $44,590 to $36,590) primarily because the cash funds that generate interest income were down 10% (interest rates were slightly higher). Expenses were up 4% (from $119,983 to $124,385) primarily due to increased professional fees.

Operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1998:

Revenues were down 19% (from $22,069 to $18,505) primarily because the cash funds that generate interest income were down 12% (interest rates were slightly higher). Expenses were up 7% (from $51,269 to $55,083) primarily due to increased professional fees.


PART II - OTHER INFORMATION AND SIGNATURES

Items 1 to 5                                               Nothing to report.

Item 6 Three reports on Form 8-K were filed in the second quarter of 1998 regarding the potential sale of the remaining land of the Elliott Ranch.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


E & J PROPERTIES, LTD.
(Registrant)


Date: July 27, 1998                                                  /s/ Elaine
McKeon

Elaine McKeon, General Partner