Form 10-Q
period 1998-09-30
E&J PROPERTIES LTD
filed 1998-11-16
CIK 350268

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                             FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended September 30, 1998

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

                                       Yes  X         No



Number of units outstanding of issuer's limited partnership interests as of September 30, 1998:

                   3,523,680 Units


There was very little trading activity for these units during the last three months, however a price range of $0.25 to $3.00 is indicated.







                      PART I - FINANCIAL INFORMATION



                        E & J PROPERTIES, LTD.
                            (A California Limited Partnership)
                                 Balance Sheets
                                    September 30, 1998 and December 31, 1997



                             (Unaudited)



                                       September 30,  December 31,

           1998          1997

Assets

Cash and cash equivalents                                      $    889,616

1,239,738

Elliott Ranch - held for sale                                          21,744

 3,092,928

Other assets                                                 11,425
71,174

                                                $    922,785       4,403,840


Liabilities and Partners' Equity

Liabilities:

    Accrued expenses and other liabilities                          $
220,068          24,051


Partners' equity:

    Units of limited partnership
    issued, 3,523,680                                           694,788
4,309,461

    Units of general partnership
    issued, 39,643                                                  7,929
  70,328

        Total partners' equity
702,717     4,379,789

                                               $    922,785        4,403,840



See accompanying note to financial statements.





                        E & J PROPERTIES, LTD.
                           (A California Limited Partnership)
                                  (Unaudited)


Statements of Earnings
                             For the Six Months  For the Three Months
                             Ended September 30, Ended September 30,

                                    1998         1997      1998         1997

Revenues:
  Interest and rental income           $      72,201      66,086
35,255      21,496
  Gain on sale of Elliott Ranch                9,275,471           - 9,275,471
          -                                         9,347,672      66,086 9,310,
726      21,496

Expenses:
  Property taxes                               22,324      24,935
5,141        8,422
  General and administrative                 174,458    146,105      67,257
 42,635
                                   196,782    171,040      72,398      51,057

Net earnings (loss)                     $9,150,890  (104,954)   9,238,328
(29,561)

Net earnings (loss) per unit           $       2.57        (0.03)
2.59        (0.01)

Units outstanding                       3,563,323   3,563,323      3,563,323
3,563,323



Statements of Cash Flow
                                                                      For the
Six Months
                                          Ended September 30,
                                         1998          1997
Cash flows from operating activities:
  Net earnings (loss)                       $  9,150,890    (104,954)
  Decrease in other assets                                59,749          58,424
  Increase (Decrease) in liabilities                         196,017
(13,324)
  Recovery of cost of Elliott Ranch                       3,273,000
-

Net cash flow from operating activities                 12,679,656
(59,854)

Cash expenditures for Elliott Ranch                         (201,815)
(68,599)
Cash distribution to unitholders                  (12,827,963)             -

Net increase in cash and cash equivalents                   (350,122)
(128,453)

Beginning cash and cash equivalents                  1,239,738  1,593,823

Ending cash and cash equivalents                 $     889,616  1,465,370




                        E & J PROPERTIES, LTD.
                            (A California Limited Partnership)

                               Note to Financial Statements
                                  (Unaudited)

In the opinion of the partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly financial position as of September 30, 1998 and the results of operations for the three and nine months then ended, and cash flow for the nine months then ended.

                             Management's Discussion and Analysis of
                          Financial Condition and Results of Operations

Operations consist of the sale of the Elliott Ranch, interest and rental income and general and administrative expenses. The Limited Partnership closed escrow on August 24, 1998 on the last major parcel of the Elliott Ranch that resulted in a net profit of $9,275,471 and a recovery of it costs in the amount of $3,273,000. These proceeds were used to make a cash distribution to the unitholders on September 3, 1998 in the amount of $12,827,963 ($3.60 per unit).

The remaining parcel of land (approximately 56 acres) of the Elliott Ranch closed escrow on November 2, 1998 at a sales price of $227,080. The only remaining holdings consist of various mineral rights reserved from prior real estate sales. The Limited Partnership intends to dispose of such mineral rights as soon as possible.

E & J Properties, Ltd. has commenced efforts to wind up the affairs and business of E & J Properties, Ltd. and dissolve the partnership. While the exact date of such dissolution cannot be accurately predicted at this time, the General Partner intends to achieve the dissolution as soon as practically possible.


             PART II - OTHER INFORMATION AND SIGNATURES

Items 1 to 5
 Nothing to report.

Item 6        Three reports on From 8-K were filed in the third quarter of 1998
regarding the sale of the         Elliott Ranch.


                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  E & J PROPERTIES, LTD.
                                           (Registrant)




Date:    November 13, 1998                                        /s/ Elaine
McKeon

        Elaine McKeon, General Partner